Form 10-K
period 2017-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C30
filed 2018-04-02
CIK 1681906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

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

•         the Columbia Center mortgage loan, which is serviced pursuant to the CGCMT 2016-P5 pooling and servicing agreement attached hereto as Exhibit 4.6; and

•         the Coconut Point mortgage loan, which is serviced pursuant to the CSAIL 2016-C7 pooling and servicing agreement attached hereto as Exhibit 4.7.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated September 29, 2016, (i) Wells Fargo Bank, National Association, the master servicer under the CSAIL 2016-C7 pooling and servicing agreement, pursuant to which the Coconut Point mortgage loan is serviced, is also the MSBAM 2016-C30 master servicer and the master servicer under each Outside Pooling and Servicing Agreement (other than the CSAIL 2016-C7 and CGCMT 2016-P5 pooling and servicing agreements), pursuant to which the outside serviced mortgage loans (other than the Columbia Center and The Shops at Crystals mortgage loans) are currently serviced; (ii) Rialto Capital Advisors, LLC, the special servicer under the CSAIL 2016-C7 pooling and servicing agreement, pursuant to which the Coconut Point mortgage loan is serviced, is also the special servicer under the WFCM 2016-BNK1 pooling and servicing agreement, pursuant to which the Vertex Pharmaceuticals HQ mortgage loan and the Simon Premium Outlets mortgage loan are serviced; (iii) LNR Partners, LLC, the special servicer under the CGCMT 2016-P5 pooling and servicing agreement, pursuant to which the Columbia Center mortgage loan is serviced, is also the MSBAM 2016-C30 special servicer and an affiliate of Starwood Mortgage Funding III LLC, a sponsor of the MSBAM 2016-C30 securitization and of LNR Securities Holdings, LLC, the directing certificateholder with respect to the MSBAM 2016-C30 securitization; and (iv) Wells Fargo Bank, National Association, the custodian under the CSAIL 2016-C7 pooling and servicing agreement, pursuant to which the Coconut Point mortgage loan is serviced, is also the MSBAM 2016-C30 custodian and the custodian under each Outside Pooling and Servicing Agreement (other than the CGCMT 2016-P5 pooling and servicing agreement) pursuant to which the outside serviced mortgage loans (other than the Columbia Center mortgage loan) are currently serviced.

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

(4.6) Pooling and Servicing Agreement, dated as of October 1, 2016, between Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee, relating to the CGCMT 2016-P5 securitization transaction, pursuant to which the Columbia Center Mortgage Loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on November 4, 2016 under SEC File No. 333-206582-04 and incorporated by reference herein).

(4.7) Pooling and Servicing Agreement, dated as of November 1, 2016, between Credit Suisse Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee, relating to the CSAIL 2016-C7 securitization transaction, pursuant to which the Coconut Point Mortgage Loan is serviced (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K filed on November 29, 2016 under SEC File No. 333-206582-04 and incorporated by reference herein).

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

33.4  LNR Partners, LLC, as Special Servicer

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7  National Tax Search, LLC, as Servicing Function Participant

33.8  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.10  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.13  National Tax Search, LLC, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.15  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.16  National Tax Search, LLC, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.17  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.18  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.6)

33.19  National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.20  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17)

33.21  Aegon USA Realty Advisors, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)

33.22  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 33.20)

33.23  LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced: Columbia Center (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.24  Aegon USA Realty Advisors, LLC, as Special Servicer under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17) (see Exhibit 33.21)

33.25  Aegon USA Realty Advisors, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.21)

33.26  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.27  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.28  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.29  Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.30  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4  LNR Partners, LLC, as Special Servicer

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7  National Tax Search, LLC, as Servicing Function Participant

34.8  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.10  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.13  National Tax Search, LLC, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.15  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.16  National Tax Search, LLC, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.17  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.18  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.6)

34.19  National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.20  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17)

34.21  Aegon USA Realty Advisors, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)

34.22  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 34.20)

34.23  LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced: Columbia Center (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.24  Aegon USA Realty Advisors, LLC, as Special Servicer under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17) (see Exhibit 34.21)

34.25  Aegon USA Realty Advisors, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.21)

34.26  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.27  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.28  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.29  Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.30  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  LNR Partners, LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)

35.9  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17)

35.10  Aegon USA Realty Advisors, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)

35.11  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)

35.12  LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced: Columbia Center (from 1/1/17 to 12/31/17)

35.13  Aegon USA Realty Advisors, LLC, as Special Servicer under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17) (see Exhibit 35.10)

35.14  Aegon USA Realty Advisors, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 35.10)

35.15  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17) and Simon Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.16  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.17  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.18  Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17)

35.19  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated September 26, 2016, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-04 and incorporated by reference herein).

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

Date: April 2, 2018

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

(4.6) Pooling and Servicing Agreement, dated as of October 1, 2016, between Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee, relating to the CGCMT 2016-P5 securitization transaction, pursuant to which the Columbia Center Mortgage Loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on November 4, 2016 under SEC File No. 333-206582-04 and incorporated by reference herein).

(4.7) Pooling and Servicing Agreement, dated as of November 1, 2016, between Credit Suisse Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee, relating to the CSAIL 2016-C7 securitization transaction, pursuant to which the Coconut Point Mortgage Loan is serviced (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K filed on November 29, 2016 under SEC File No. 333-206582-04 and incorporated by reference herein).

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

33.4 LNR Partners, LLC, as Special Servicer

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)(see Exhibit 33.3)

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)(see Exhibit 33.6)

33.10 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)(see Exhibit 33.7)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)(see Exhibit 33.3)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)(see Exhibit 33.6)

33.13 National Tax Search, LLC, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)(see Exhibit 33.7)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)(see Exhibit 33.3)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)(see Exhibit 33.6)

33.16 National Tax Search, LLC, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)(see Exhibit 33.7)

33.17 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 33.3)

33.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 33.6)

33.19 National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 33.7)

33.20 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)

33.21 Aegon USA Realty Advisors, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)

33.22 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)(see Exhibit 33.20)

33.23 LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced: Columbia Center (from 1/1/17 to 12/31/17) (see Exhibit 33.4)

33.24 Aegon USA Realty Advisors, LLC, as Special Servicer under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17)(see Exhibit 33.21)

33.25 Aegon USA Realty Advisors, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 33.21)

33.26 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)(see Exhibit 33.2)

33.27 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)(see Exhibit 33.2)

33.28 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)(see Exhibit 33.2)

33.29 Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17)(see Exhibit 33.2)

33.30 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4 LNR Partners, LLC, as Special Servicer

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7 National Tax Search, LLC, as Servicing Function Participant

34.8 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)(see Exhibit 34.3)

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)(see Exhibit 34.6)

34.10 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)(see Exhibit 34.7)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)(see Exhibit 34.3)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)(see Exhibit 34.6)

34.13 National Tax Search, LLC, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)(see Exhibit 34.7)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)(see Exhibit 34.3)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)(see Exhibit 34.6)

34.16 National Tax Search, LLC, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)(see Exhibit 34.7)

34.17 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 34.3)

34.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 34.6)

34.19 National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 34.7)

34.20 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)

34.21 Aegon USA Realty Advisors, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)

34.22 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)(see Exhibit 34.20)

34.23 LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced: Columbia Center (from 1/1/17 to 12/31/17) (see Exhibit 34.4)

34.24 Aegon USA Realty Advisors, LLC, as Special Servicer under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17)(see Exhibit 34.21)

34.25 Aegon USA Realty Advisors, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 34.21)

34.26 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)(see Exhibit 34.2)

34.27 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)(see Exhibit 34.2)

34.28 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)(see Exhibit 34.2)

34.29 Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17)(see Exhibit 34.2)

34.30 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 LNR Partners, LLC, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17)

35.10 Aegon USA Realty Advisors, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17)

35.11 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17)

35.12 LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced: Columbia Center (from 1/1/17 to 12/31/17)

35.13 Aegon USA Realty Advisors, LLC, as Special Servicer under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17) (see Exhibit 35.10)

35.14 Aegon USA Realty Advisors, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17)(see Exhibit 35.10)

35.15 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced: Vertex Pharmaceuticals HQ (from 1/1/17 to 12/31/17)and Simon Premium Outlets (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.16 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced: Easton Town Center (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.17 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced: Coconut Point (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.18 Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced: The Shops at Crystals (from 1/1/17 to 12/31/17)

35.19 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced: International Square (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated September 26, 2016, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-04 and incorporated by reference herein).

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