Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C30
filed 2019-03-29
CIK 1681906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001548567

CIBC Inc.

(exact names of the sponsors as specified in their charters)

New York	38‑4014685 38‑4014686 38‑7170456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

•         Midland Loan Services, a Division of PNC Bank, National Association, is the master servicer under the CGCMT 2016-P5 pooling and servicing agreement, pursuant to which the Columbia Center mortgage loan is serviced. Because Midland Loan Services is not the MSBAM 2016-C30 master servicer, is not affiliated with any sponsor and services only the Columbia Center mortgage loan, which constitutes less than 5% of the mortgage pool, Midland Loan Services, as CGCMT 2016-P5 master servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•         KeyBank National Association, is the master servicer under the SHOPS 2016-CSTL pooling and servicing agreement, pursuant to which The Shops at Crystals mortgage loan is serviced. Because KeyBank National Association is not the MSBAM 2016-C30 master servicer, is not affiliated with any sponsor and services only The Shops at Crystals mortgage loan, which constitutes less than 5% of the mortgage pool, KeyBank National Association, as SHOPS 2016-CSTL master servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•         Deutsche Bank Trust Company Americas is the custodian under the CGCMT 2016-P5 pooling and servicing agreement, pursuant to which the Columbia Center mortgage loan is serviced. Because Deutsche Bank Trust Company Americas is not the MSBAM 2016-C30 custodian, is not affiliated with any sponsor and services only the Columbia Center mortgage loan, which constitutes less than 5% of the mortgage pool, Deutsche Bank Trust Company Americas, as CGCMT 2016-P5 custodian, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated September 29, 2016, (i) Wells Fargo Bank, National Association, the master servicer under the CSAIL 2016-C7 pooling and servicing agreement, pursuant to which the Coconut Point mortgage loan is serviced, is also the MSBAM 2016-C30 master servicer and the master servicer under each Outside Pooling and Servicing Agreement (other than the CGCMT 2016-P5 pooling and servicing agreement and the SHOPS 2016-CSTL trust and servicing agreement), pursuant to which the outside serviced mortgage loans (other than the Columbia Center and The Shops at Crystals mortgage loans) are currently serviced; (ii) Rialto Capital Advisors, LLC, the special servicer under the CSAIL 2016-C7 pooling and servicing agreement, pursuant to which the Coconut Point mortgage loan is serviced, is also the special servicer under the WFCM 2016-BNK1 pooling and servicing agreement, pursuant to which the Vertex Pharmaceuticals HQ mortgage loan and the Simon Premium Outlets mortgage loan are serviced; (iii) LNR Partners, LLC, the special servicer under the CGCMT 2016-P5 pooling and servicing agreement, pursuant to which the Columbia Center mortgage loan is serviced, is also the MSBAM 2016-C30 special servicer and an affiliate of Starwood Mortgage Funding III LLC, a sponsor of the MSBAM 2016-C30 securitization, Starwood Mortgage Capital LLC, an originator with respect to the MSBAM 2016-C30 securitization, and of LNR Securities Holdings, LLC, the directing certificateholder with respect to the MSBAM 2016-C30 securitization as of the closing date thereof; and (iv) Wells Fargo Bank, National Association, the custodian under the CSAIL 2016-C7 pooling and servicing agreement, pursuant to which the Coconut Point mortgage loan is serviced, is also the MSBAM 2016-C30 custodian and the custodian under each Outside Pooling and Servicing Agreement (other than the CGCMT 2016-P5 pooling and servicing agreement) pursuant to which the outside serviced mortgage loans (other than the Columbia Center mortgage loan) are currently serviced.

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

(4.6) Pooling and Servicing Agreement, dated as of October 1, 2016, between Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee, relating to the CGCMT 2016-P5 securitization transaction, pursuant to which the  Columbia Center Mortgage Loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K filed on November 4, 2016 under SEC File No. 333-206582-04 and incorporated by reference herein)..

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

33.4  LNR Partners, LLC, as Special Servicer

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.7  National Tax Search, LLC, as Servicing Function Participant

33.8  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.10  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.13  National Tax Search, LLC, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.15  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.16  National Tax Search, LLC, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.17  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.18  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 33.6)

33.19  National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.20  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18)

33.21  Aegon USA Realty Advisors, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18)

33.22  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 33.20)

33.23  LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbia Center (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.24  Aegon USA Realty Advisors, LLC, as Special Servicer under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/18 to 12/31/18) (see Exhibit 33.21)

33.25  Aegon USA Realty Advisors, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 33.21)

33.26  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.27  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.28  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.29  Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.30  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.4  LNR Partners, LLC, as Special Servicer

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.7  National Tax Search, LLC, as Servicing Function Participant

34.8  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.9  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.10  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.13  National Tax Search, LLC, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.15  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.16  National Tax Search, LLC, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.17  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.18  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 34.6)

34.19  National Tax Search, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.20  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18)

34.21  Aegon USA Realty Advisors, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18)

34.22  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 34.20)

34.23  LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbia Center (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.24  Aegon USA Realty Advisors, LLC, as Special Servicer under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/18 to 12/31/18) (see Exhibit 34.21)

34.25  Aegon USA Realty Advisors, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 34.21)

34.26  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.27  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.28  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.29  Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.30  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  LNR Partners, LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18)

35.6  Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18)

35.9  Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18)

35.10  Aegon USA Realty Advisors, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18)

35.11  Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18)

35.12  LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbia Center (from 1/1/18 to 12/31/18)

35.13  Aegon USA Realty Advisors, LLC, as Special Servicer under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/18 to 12/31/18) (see Exhibit 35.10)

35.14  Aegon USA Realty Advisors, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 35.10)

35.15  Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/18 to 12/31/18)and Simon Premium Outlets (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.16  Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.17  Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.18  Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.19  Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated September 26, 2016, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-04 and incorporated by reference herein).

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

(99.10) Agreement Between Note Holders, dated as of July 15, 2016, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2-3 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-5 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-6-1 Holder, Citigroup Global Markets Realty Corp., as Initial Note A-6-2 Holder and Citigroup Global Markets Realty Corp., as Initial Note A-7 Holder, relating to the Vertex Pharmaceuticals HQ loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K filed on September 29, 2016 under SEC File No. 333-206582-04 and incorporated by reference herein).

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

Date: March 29, 2019