Form 10-K
period 2025-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C30
filed 2026-03-24
CIK 1681906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•        Torchlight Loan Services, LLC is the current special servicer under the BAMLL 2016-ISQR trust and servicing agreement, pursuant to which the International Square mortgage loan is serviced. On May 5, 2021, AEGON USA Realty Advisors, LLC was replaced as special servicer under the BAMLL 2016-ISQR trust and servicing agreement and succeeded by Torchlight Loan Services, LLC. Torchlight Loan Services, LLC is also the current special servicer under the BBCMS 2016-ETC trust and servicing agreement, pursuant to which the Easton Town Center mortgage loan is serviced. On March 11, 2021, AEGON USA Realty Advisors, LLC was replaced as special servicer under the BBCMS 2016-ETC trust and servicing agreement and succeeded by Situs Holdings, LLC. On June 24, 2025, Situs Holdings, LLC was replaced as special servicer under the BBCMS 2016-ETC trust and servicing agreement and succeeded by Torchlight Loan Services, LLC.

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

•        Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the MSBAM 2016-C30 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•         Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated September 29, 2016.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the MSBAM 2016-C30 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1    Wells Fargo Bank, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.3    Wells Fargo Bank, National Association, as Custodian

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.7    LNR Partners, LLC, as Special Servicer

33.8    Park Bridge Lender Services LLC, as Operating Advisor

33.9    CoreLogic Solutions, LLC, as Servicing Function Participant

33.10 Trimont LLC, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 3/1/25 to 12/31/25) and Simon Premium Outlets (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 2/28/25) and Simon Premium Outlets (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.13 Trimont LLC, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.16 Trimont LLC, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.17 Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.19 Trimont LLC, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.20 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.21 CoreLogic Solutions, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 33.9)

33.22 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25)

33.23 Torchlight Loan Services, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 6/24/25 to 12/31/25)

33.24 Situs Holdings, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 6/23/25)

33.25 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 33.22)

33.26 LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbia Center (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.27 Torchlight Loan Services, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 33.23)

33.28 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.29 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.30 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.31 Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.32 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.33 Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.34 Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.35 Computershare Trust Company, National Association, as Servicing Function Participant under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.36 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.37 Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.3    Wells Fargo Bank, National Association, as Custodian

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.7    LNR Partners, LLC, as Special Servicer

34.8    Park Bridge Lender Services LLC, as Operating Advisor

34.9    CoreLogic Solutions, LLC, as Servicing Function Participant

34.10 Trimont LLC, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 3/1/25 to 12/31/25) and Simon Premium Outlets (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 2/28/25) and Simon Premium Outlets (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.12 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.13 Trimont LLC, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.16 Trimont LLC, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.17 Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.19 Trimont LLC, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.20 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.21 CoreLogic Solutions, LLC, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 34.9)

34.22 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25)

34.23 Torchlight Loan Services, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 6/24/25 to 12/31/25)

34.24 Situs Holdings, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 6/23/25)

34.25 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 34.22)

34.26 LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbia Center (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.27 Torchlight Loan Services, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 34.23)

34.28 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.29 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.30 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.31 Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.32 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.33 Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.34 Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.35 Computershare Trust Company, National Association, as Servicing Function Participant under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.36 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.37 Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1    Wells Fargo Bank, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.7    LNR Partners, LLC, as Special Servicer

35.8    Trimont LLC, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 3/1/25 to 12/31/25) and Simon Premium Outlets (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.9    Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 2/28/25) and Simon Premium Outlets (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.10 Trimont LLC, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.12 Trimont LLC, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.13 Wells Fargo Bank, National Association, as Master Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.14 Trimont LLC, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.15 Wells Fargo Bank, National Association, as Master Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.16 Rialto Capital Advisors, LLC, as Special Servicer under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25)

35.17 Torchlight Loan Services, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 6/24/25 to 12/31/25)

35.18 Situs Holdings, LLC, as Special Servicer under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 6/23/25)

35.19 Rialto Capital Advisors, LLC, as Special Servicer under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 35.16)

35.20 LNR Partners, LLC, as Special Servicer under the CGCMT 2016-P5 securitization, pursuant to which the following mortgage loans were serviced by such party: Columbia Center (from 1/1/25 to 12/31/25) (see Exhibit 35.7)

35.21 Torchlight Loan Services, LLC, as Special Servicer under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 35.17)

35.22 Wells Fargo Bank, National Association, as Custodian under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.23 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2016-BNK1 securitization, pursuant to which the following mortgage loans were serviced by such party: Vertex Pharmaceuticals HQ (from 1/1/25 to 12/31/25) and Simon Premium Outlets (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.24 Wells Fargo Bank, National Association, as Custodian under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.25 Computershare Trust Company, National Association, as Servicing Function Participant under the BBCMS 2016-ETC securitization, pursuant to which the following mortgage loans were serviced by such party: Easton Town Center (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.26 Wells Fargo Bank, National Association, as Custodian under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.27 Computershare Trust Company, National Association, as Servicing Function Participant under the CSAIL 2016-C7 securitization, pursuant to which the following mortgage loans were serviced by such party: Coconut Point (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.28 Wells Fargo Bank, National Association, as Custodian under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.29 Computershare Trust Company, National Association, as Servicing Function Participant under the SHOPS 2016-CSTL securitization, pursuant to which the following mortgage loans were serviced by such party: The Shops at Crystals (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.30 Wells Fargo Bank, National Association, as Custodian under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.31 Computershare Trust Company, National Association, as Servicing Function Participant under the BAMLL 2016-ISQR securitization, pursuant to which the following mortgage loans were serviced by such party: International Square (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

(99.1)  Mortgage Loan Purchase Agreement, dated September 26, 2016, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on February 21, 2017 under SEC File No. 333-206582-04 and incorporated by reference herein).

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

Date:  March 24, 2026